Form 10-K/A
period 2002-12-31
GSR MORTGAGE LOAN TRUST 2002-7
filed 2003-04-09
CIK 1188863

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               ------------------

                                   FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Documents incorporated by reference:  None

                             AMENDMENT NUMBER 1 OF 1

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:
         Not Applicable.

    (2)  Financial Statement Schedules:
         Not Applicable.

    (3)  Exhibits:

     Annual Independent Accountant's Servicing Reports concerning servicing activities for the year ended December 31, 2002, filed as Exhibit 99.1 hereto.

     Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2002, filed as Exhibit 99.2 hereto.

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




Date:  April 4, 2003            By:   /s/ Janet Bell
                                         --------------------------------------
                                  Name:  Janet Bell
                                 Title:  Vice President

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


I, Janet Bell, certify that:

     1. I have reviewed this annual report on Form 10-K/A ("Annual Report"), and all reports on Form 8-K containing distribution reports (collectively with this Annual Report, the "Reports") filed in respect of periods included in the year covered by this Annual Report, of the Trust;

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

     Date: April 4, 2003

     By:   /s/ Janet Bell
          --------------------------------------
     Name:  Janet Bell
     Title:  Vice President

                                 EXHIBIT INDEX

Exhibit  Description


99.1 Annual Independent Accountant's Servicing Report for the year ended December 31, 2002


99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2002

                                  EXHIBIT 99.1
       Annual Independent Accountant's Servicing Report for the year ended
                                December 31, 2002


KPMG
191 West Nationwide Boulevard
Suite 500
Columbus, OH  433215-2568


INDEPENDENT ACCOUNTANT'S REPORT

The Board of Directors
Bank One, N.A., Columbus, Ohio:


     We have examined management's assertion included in the accompanying Assertion by Bank One, N.A., Columbus, Ohio (the "Company"), that as of and for the year ended December 31, 2002, the Company complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") insofar as that assertion relates to standard VII, Insurance Policies. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion, insofar as it relates to the aforementioned servicing standards, based on our examination. The Company uses a subservicing organization to perform the servicing obligations subject to minimum servicing standards I-VI of the USAP. We did not examine the Company's compliance with standards I-VI referred to in the previous sentence and accordingly, do not express an opinion thereon.

     Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards specified above.

     In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards solely as they relate to standard VII, Insurance Policies, as of and for the year ended December 31, 2002, is fairly stated, in all material respects.


By:  /s/  KPMG
--------------------
     KPMG

March 14, 2003

KPMG
301 N. Elm Street
Suite 700
Greensboro, NC  27401


INDEPENDENT ACCOUNTANT'S REPORT

The Board of Directors
Wendover Financial Services Corporation:


     We have examined Wendover Financial Services Corporation's (an indirect wholly-owned subsidiary of Electronic Data Systems Corporation) (Wendover), compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers for the year ended December 31, 2002. Management is responsible for the Wendover's compliance with those minimum servicing standards. Our responsibility is to express an opinion on Wendover's compliance based on our examination.

     Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Wendover's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Wendover's compliance with the minimum servicing standards.

     Our  examination  disclosed  the  following  material   noncompliance  with
Sections  I.1  and  V.3  of  the  aforementioned   minimum  servicing  standards
applicable to Wendover as of and for the year ended December 31, 2002.

Custodial Bank and Related Accounts - Reconciliations (Section I.1)

     The following exceptions occurred during the period from January 1, 2002 through June 20, 2002:

     . Of the 235 custodial bank account reconciliations tested, 16 were not consistently prepared within 45 calendar days after cutoff date.

     . Of the 235 reconciliations tested, 10 accounts contained reconciling items that either were stale (over 90 days old) or for which an adequate explanation was not documented on the reconciliation.

     . Individuals responsible for reconciling and reviewing custodial accounts also had authority to record transactions in the accounts.

     In our opinion, except for the material noncompliance with Sections I.1 and
V.3 of the minimum servicing standards described above, Wendover complied, in all material respects, with the aforementioned minimum servicing standards for the ended December 31, 2002.


By:  /s/  KPMG
--------------------
     KPMG

March 27, 2003

                                  EXHIBIT 99.2
              Annual Statement as to Compliance, for the year ended
                                December 31, 2002



Bank One N.A.
Columbus, Ohio



                  ASSERTION BY BANK ONE, N.A., COLUMBUS, OHIO



     As of and for the year ended December 31, 2002, Bank One., N.A., Columbus, Ohio (the "Company") compiled in all material respects with the minimum standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") solely as they relate to standard VII, Insurance Policies. The Company uses a subservicing organization to perform the servicing obligations subject to minimum servicing standards I-VI of the USAP. As of and for this same period, the Company had in effect a fidelity bond policy in the amount of $50 million and an error and omissions policy in the aggregate amount of $100 million and $25 million per commercial mortgage, $5 million per residential mortgage and $1 million per home equity loan.

     Attached to this Management Assertion is an independent public accountants' report on the subservicing organization's compliance with the minimum servicing standards related to the servicing obligations it performs.




By:  /s/ Brad L. Conner
-------------------------
Brad L. Conner
Executive Vice President


By:  /s/ Harold R. Towler
-------------------------
Harold R. Towler
First Vice President

By:  /s/ Michael J. Dunlap
--------------------------
Michael J. Dunlap
First Vice President

Wendover
an EDS company
725 North Regional Road
Greensboro, NC  27409
(800) 436-1030
(336) 558-7000


                              Management Assertion

     As of and for the year ended December 31, 2002, Wendover Financial Services Corporation (an indirect wholly-owned subsidiary of Electronic Data Systems Corporation) (Wendover) complied in all material respects, except for the matters described below, with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Wendover had in effect a fidelity bond policy and an errors and omissions policy in the amount of $20,000,000 from January 1, 2002 through June 30, 2002 and $25,000,000 from July
1,2002 through December 31, 2002.

     As of and  for the  year  ended  December  31,  2002,  Wendover  noted  the
following   instances  of  noncompliance  with  Sections  I.1  and  V.3  of  the aforementioned minimum servicing standards.

Custodial Bank and Related Accounts - Reconciliations (Section I.1)

     The following exceptions occurred during the period from January 1, 2002 through June 20, 2002:

     . Of the 235 custodial bank account reconciliations tested, 16 were not consistently prepared within 45 calendar days after cutoff date.

     . Of the 235 reconciliations tested, 10 accounts contained reconciling items that either were stale (over 90 days old) or for which an adequate explanation was not documented on the reconciliation.

     . Individuals responsible for reconciling and reviewing custodial accounts also had authority to record transactions in the accounts.


/s/ Mark J. DeBenedictus               s/s John S. Wilkinson
-----------------------------          -----------------------------
Mark J. DeBenedictus                     s/s John S. Wilkinson
President                               Vice President, Chief Financial Officer

March 27, 2003                          March 27, 2003
-----------------------------           -----------------------------
Date                                    Date